Form 10-Q
period 2017-09-30
RIVEX TECHNOLOGY CORP.
filed 2017-11-20
CIK 1702541

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-218713

RIVEX TECHNOLOGY CORP.

 (Exact name of registrant as specified in its charter)

Nevada	7372	38-3939787
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Rivex Technology Corp.

Rua da Moeda 19

Evora, Portugal 7000-513

(702) 846-0808

 (Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes [   ] No [   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 30, 2017
Common Stock, $0.001	5,965,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

RIVEX TECHNOLOGY CORP. BALANCE SHEETS (UNAUDITED)
	SEPTEMBER 30, 2017	MARCH 31, 2017
ASSETS
Current Assets
Cash	$ 18,034	$ 2,100
Total current assets	18,034	2,100
Other Assets
Game software	24,000	-
Computer	1,340	-
Total other assets	25,340
Total Assets	$ 43,374	$ 2,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 5,310	$ 1,910
Deferred Revenue	9,800	-
Total current liabilities	15,110	1,910
Total Liabilities	15,110	1,910

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
Common stock: 75,000,000, $0.001 par value shares authorized; Issued and outstanding: 5,965,000 shares and 5,000,000 shares as of September 30, 2017 and March 31, 2017, respectively.	5,965	5,000
Subscription receivable	-	(3,000)
Additional Paid-In-Capital	18,335	-
Retained Earnings (Accumulated Deficit)	3,964	(1,810)
Total Stockholders’ Equity	28,264	190

Total Liabilities and Stockholders’ Equity	$ 43,374	$ 2,100

The accompanying notes are an integral part of these unaudited financial statements.

3 | Page

RIVEX TECHNOLOGY CORP. STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended September 30, 2017	Three months ended September 30, 2016	Six months ended September 30, 2017	Six months ended September 30, 2016
Revenue	$ 18,000	$ -	$ 18,000	$ -
Cost of sales	2,800	-	2,800	-
Gross Profit	15,200	-	15,200	-
Operating expenses
General and administrative expenses	2,016	1,475	9,426	1,475
Income (Loss) before provision for income taxes	13,184	(1,475)	5,774	(1,475)

Provision for income taxes	-	-	-	-

Net income (loss)	$ 13,814	$ (1,475)	$ 5,774	$ (1,475)

Loss per common share: Basic and Diluted	$ (0.00)	-	$ (0.00)	-

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	5,230,108	-	5,115,683	-

The accompanying notes are an integral part of these unaudited financial statements.

4 | Page

RIVEX TECHNOLOGY CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six months ended September 30, 2017	Six months ended September 30, 2016
Cash flows from Operating Activities
Net income (loss)	$ 5,774	$ (1,475)
Amortization	60
Increase in deferred revenue	9,800	-
Net cash used in operating activities	15,634	(1,475)

Cash flows from Investing Activities
Computer	(1,400)
Game software	(24,000)
Net cash used in investing activities	(25,400)

Cash flow from Financing Activities
Proceeds from sale of common stock	22,300	-
Proceeds of loan from shareholder	3,400	1,475
Net cash provided by financing activities	25,700	1,475

Net increase (decrease) in cash and equivalents	15,934	-
Cash at beginning of the period	2,100	-
Cash at end of the period	$ 18,034	$ -
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

5 | Page

RIVEX TECHNOLOGY CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIODS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

RIVEX TECHNOLOGY CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on September 9, 2014. The company is in the business of development and sale of mobile games for the Apple and Android platforms.

The Company has adopted March 31 fiscal year end.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September  30, 2017 and for the related periods presented.

The results for the six months ended September 30, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report for the year ended March 31, 2017, filed with the Securities and Exchange Commission.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2017 the Company's bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during period ended September 30, 2017.

6 | Page

Stock-Based Compensation

As of September 30, 2017, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Start-Up Costs

In accordance with ASC 720, “Start-up Costs”, the company expenses all costs incurred in connection with the start-up and organization of the company.

Fair Value Measurements

The company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting  pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The company has no assets or liabilities valued at fair value on a recurring basis.

Property and Equipment Depreciation Policy

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is 3 years.

Mobile game software

The company has developed a mobile game. The cost of development is $24,000 consisting of $15,000 software development cost, $2,000 game design cost, $6,000 animation development cost and $1,000 music development cost.

7 | Page

NOTE 3- GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has retained earnings since Inception (September 9, 2014) of $3,964 as of September 30, 2017 however losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 4 - DEFERRED REVENUE

The Company signed the application development agreement on September 21, 2017, and received a retainer of $9,800 on September 22, 2017, which is classified as deferred revenue. The revenue will be recognized after the completion of development of mobile application including development and testing on mobile devises and when the remaining $6,000 is received. The agreement provides for the application to be completed by March 31, 2018.

The Company signed the application development agreement on June 3, 2017, and received a retainer of $8,000 on June 7, 2017, which is classified as deferred revenue. The revenue will be recognized after the completion of development of mobile application including development and testing and when the remaining $10,000 is received. The agreement provides for the application to be completed by December 31, 2017.

NOTE 5 – STOCKHOLDERS EQUITY

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

In March 2017, the Company issued 5,000,000 shares of its common stock to the director and secretary at $0.001 per share for total proceeds of $5,000. The company received $2,000 from sale of 2,000,000 shares in March 2017 and $3,000 from sales of 3,000,000 shares in April 2017.

In August and September 2017, the Company issued 965,000 shares of its common stock to the director and secretary at $0.02 per share for total proceeds of $19,300.

As of September 30, 2017, the Company had 5,965,000 shares issued and outstanding.

NOTE 6 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since September 9, 2014 (Inception) through September 30, 2017, the Company’s sole officer and director loaned the Company $5,310 to pay for incorporation costs and operating expenses.  As of September 30, 2017, the amount outstanding was $5,310. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 - SUBSEQUENT EVENTS

In October 2017, the Company issued 215,000 shares of its common stock at $0.02 per share for total proceeds of $4,300.

8 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

DESCRIPTION OF BUSINESS

The Company was incorporated on September 9, 2014 in the State of Nevada. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action. We develop and sell mobile games for the Apple and Android platforms.

RESULTS OF OPERATION

As of September 30, 2017, we have retained earnings of $3,964.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended September 30, 2017 compare to Three Month Period Ended September 30, 2016

Revenue

During the three months ended September 30, 2017, the Company has revenue generated $18,000 in  revenue compared to $0 during the three months ended September 30, 2016.

Operating Expenses

During the three month period ended September 30, 2017, we incurred total expenses and professional fees of $4,816 compared to $1,475 during the three month period ended September 30, 2016. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

9 | Page

Net Income

Our net income for the three month period ended September 30, 2017 was $13,814 compared to net loss of $1,475 for the three month period ended September 30, 2016.

Six Month Period Ended September 30, 2017

Revenue

During the Six months ended September 30, 2017, the Company generated $18,000 in revenue compared to $0 during the six months ended September 30, 2016.

Operating Expenses

During the Six month period ended September 30, 2017, we incurred total expenses and professional fees of $12,226 compared to $1,475 during the six month period ended September 30, 2016. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Income

Our net income for the Six month period ended September 30, 2017 was $5,774 compared to net loss of $1,475 for the six month period ended September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2017 our total assets were $43,374 compared to $2,100 in total assets at March 31, 2017. As at September 30, 2017, our current liabilities were $15,110 compared to $1,910 as of March 31, 2017.

Stockholders’ equity was $190 as of March 31, 2017 compared to  $28,264 as of September 30, 2017.

Cash Flows from Operating Activities

For the six month period ended September 30, 2017, net cash flows received from operating activities was $15,634.

Cash Flows from Investing Activities

We have used $25,400  in investing activities to purchase computer equipment  during the six month period ended September 30, 2017.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six month period ended September 30, 2017 were $25,700, consisting of $3,400 from loans from shareholder and $22,300 from issuance of common shares.

10 | Page

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2017 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

11 | Page

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the six month period ended September 30, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six month period ended September 30, 2017.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

12 | Page

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVEX TECHNOLOGY CORP.
Dated: November 18, 2017	By: /s/ Adrian Dario Rivera Tchernikov
Adrian Dario Rivera Tchernikov, President and Chief Executive Officer and Chief Financial Officer

13 | Page