Form 10-Q
period 2017-12-31
RIVEX TECHNOLOGY CORP.
filed 2018-01-30
CIK 1702541

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 31, 2017
Common Stock, $0.001	6,180,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

RIVEX TECHNOLOGY CORP. BALANCE SHEETS (UNAUDITED)
	DECEMBER 31, 2017	MARCH 31, 2017
ASSETS
Current Assets
Cash	$ 17,929	$ 2,100
Total current assets	17,929	2,100
Other Assets
Game software	24,000	-
Computer	1,224	-
Total other assets	25,224
Total Assets	$ 43,153	$ 2,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 5,310	$ 1,910
Account payable	1,418
Deferred Revenue	9,800	-
Total current liabilities	16,528	1,910
Total Liabilities	16,528	1,910

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
Common stock: 75,000,000, $0.001 par value shares authorized; Issued and outstanding: 6,180,000 shares and 5,000,000 shares as of December 31, 2017 and March 31, 2017, respectively.	6,180	5,000
Subscription receivable	-	(3,000)
Additional Paid-In-Capital	22,420	-
Retained Earnings (Accumulated Deficit)	(1,975)	(1,810)
Total Stockholders’ Equity	26,625	190

Total Liabilities and Stockholders’ Equity	$ 43,153	$ 2,100

The accompanying notes are an integral part of these unaudited financial statements.

3 | Page

RIVEX TECHNOLOGY CORP. STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended December 31, 2017	Three months ended December 31, 2016	Nine months ended December 31, 2017	Nine months ended December 31, 2016
Revenue	$ -	$ -	$ 18,000	$ -
Cost of sales	-	-	2,800	-
Gross Profit	-	-	15,200	-
Operating expenses
General and administrative expenses	5,939	-	15,365	1,475
Income (Loss) before provision for income taxes	(5,939)	-	(165)	(1,475)

Provision for income taxes	-	-	-	-

Net income (loss)	$ (5,939)	$ -	$ (165)	$ (1,475)

Loss per common share: Basic and Diluted	$ (0.00)	-	$ (0.00)	-

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	6,161,902	-	5,465,690	-

The accompanying notes are an integral part of these unaudited financial statements.

4 | Page

RIVEX TECHNOLOGY CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months ended December 31, 2017	Nine months ended December 31, 2016
Cash flows from Operating Activities
Net income (loss)	$ (165)	$ (1,475)
Amortization	176
Increase in deferred revenue	9,800	-
Increase in accounts payable	1,418
Net cash used in operating activities	11,229	(1,475)

Cash flows from Investing Activities
Computer	(1,400)
Game software	(24,000)
Net cash used in investing activities	(25,400)

Cash flow from Financing Activities
Proceeds from sale of common stock	26,600	-
Proceeds of loan from shareholder	3,400	1,475
Net cash provided by financing activities	30,000	1,475

Net increase (decrease) in cash and equivalents	15,829	-
Cash at beginning of the period	2,100	-
Cash at end of the period	$ 17,929	$ -
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

5 | Page

RIVEX TECHNOLOGY CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIODS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

RIVEX TECHNOLOGY CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on September 9, 2014. The company is in the business of development and sale of mobile games for the Apple and Android platforms. The Company’s principal offices are located at Rua da Moeda 19, Evora, Portugal 7000-513.

The Company has adopted March 31 fiscal year end.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2017and for the related periods presented.

The results for the nine months ended December 31, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report for the year ended March 31, 2017, filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2017 the Company's bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during period ended December 31, 2017.

6 | Page

Stock-Based Compensation

As of December 31, 2017, the Company has not issued any stock-based payments to its employees.

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

7 | Page

NOTE 3- GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has loss since Inception (September 9, 2014) of $1,975 as of December 31, 2017 and more losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

For the nine month period ended December 31, 2017, the Company issued 1,180,000 shares of its common stock to the director and secretary at $0.02 per share for total proceeds of $23,600.

As of December 31, 2017, the Company had 6,180,000 shares issued and outstanding.

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

Since September 9, 2014 (Inception) through December 31, 2017, the Company’s sole officer and director loaned the Company $5,310 to pay for incorporation costs and operating expenses.  As of December 31, 2017, the amount outstanding was $5,310. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated all transactions from December 31, 2017 through the date these financial statements were available to be issued, and has determined that there are no events that would require disclosure in or adjustment to these financial statements.

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

RESULTS OF OPERATION

As of December 31, 2017, we have accumulated deficit of $1,975.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended December 31, 2017 compare to Three Month Period Ended December 31, 2016

Revenue

During the three month periods ended December 31, 2017 and 2016, the Company has not revenue generated any  revenue.

Operating Expenses

During the three month period ended December 31, 2017, we incurred total expenses and professional fees of $5,939 compared to $0 during the three month period ended December 31, 2016. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

9 | Page

Net loss

Our net loss for the three month period ended December 31, 2017 was $5,939 compared to $0 for the three month period ended December 31, 2016.

Nine Month Period Ended December 31, 2017

Revenue

During the Nine months ended December 31, 2017, the Company generated $18,000 in revenue compared to $0 during the nine months ended December 31, 2016.

Operating Expenses

During the Nine month period ended December 31, 2017, we incurred total expenses and professional fees of $15,365 compared to $1,475 during the nine month period ended December 31, 2016. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net loss

Our net loss for the Nine month period ended December 31, 2017 was $165 compared to $1,475 for the nine month period ended December 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2017 our total assets were $43,153 compared to $2,100 in total assets at March 31, 2017. As at December 31, 2017, our current liabilities were $16,528 compared to $1,910 as of March 31, 2017.

Stockholders’ equity was $190 as of March 31, 2017 compared to  $26,625 as of December 31, 2017.

Cash Flows from Operating Activities

For the nine month period ended December 31, 2017, net cash flows received from operating activities was $11,229.

Cash Flows from Investing Activities

We have used $25,400  in investing activities to purchase computer equipment  during the nine month period ended December 31, 2017.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine month period ended December 31, 2017 were $30,000, consisting of $3,400 from loans from shareholder and $26,600 from issuance of common shares.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the nine month period ended December 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine month period ended December 31, 2017.

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

RIVEX TECHNOLOGY CORP.
Dated: January 29, 2018	By: /s/ Adrian Dario Rivera Tchernikov
Adrian Dario Rivera Tchernikov, President and Chief Executive Officer and Chief Financial Officer

13 | Page