Form 10-K
period 2018-03-31
RIVEX TECHNOLOGY CORP.
filed 2018-06-13
CIK 1702541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended March 31, 2018

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-218713

RIVEX TECHNOLOGY CORP.

 (Exact name of registrant as specified in its charter)

Nevada	7372	38-3939787
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Rua da Moeda 19

Evora, Portugal 7000-513

(702) 846-0808

(Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

1 | Page

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                     Accelerated filer [ ]

Non-accelerated filer [ ]                       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

As of May 30, 2018, the registrant had 6,180,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 30, 2018.

2 | Page

3 | Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean RIVEX TECHNOLOGY CORP., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

DESCRIPTION OF BUSINESS

The Company was incorporated on September 9, 2014 in the State of Nevada. We develop and sell mobile games for the Apple and Android platforms. Our operations to date have been devoted primarily to start-up and development activities, which include formation of the Company, development of our business plan, market research, developing our first mobile game and developing concepts for new mobile games, signing Application Development Agreement.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

4 | Page

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of May 30, 2018, the 6,180,000 issued and outstanding shares of common stock were held by a total of 31 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Our net loss for the fiscal year ended March 31, 2018 was $2,359 compared to a net loss of $1,475 during year ended March 31, 2017. During fiscal year ended March 31, 2018 we have generated $18,000 in revenue. For year ended March 31, 2017, we have not generated any revenue.

During the fiscal year ended March 31, 2018, we incurred general and administrative expenses of $17,559 and $2,800 expenses in cost of sales compared to $1,475 in general and administrative expenses incurred during year ended March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018 our total assets were $39,541 compared to $2,100 in total assets at March 31, 2017. As of March 31, 2018, our total liabilities were $15,110 compared to $1,910 in total liabilities at March 31, 2017.

Stockholders’ equity increased from $190 as of March 31, 2017 to $24,431 as of March 31, 2018.

The weighted average number of shares outstanding was 5,641,821  for the year ended March 31, 2018 compared to 263,013 for year ended March 31, 2017.

5 | Page

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities. For the year ended March 31, 2018, net cash flows provided by operating activities was $7,733. Net cash flows used in operating activities was $1,475 for year ended March 31, 2017.

Cash Flows from Investing Activities

We used $25,400 in investing activities for the year ended March 31, 2018 to purchase computer and equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended March 31, 2018, net cash flows from financing activities was $30,000 received from proceeds from issuance of common stock and loan from shareholder. For year ended March 31, 2017, net cash flows from financing activities was $3,575 received from proceeds from issuance of common stock and loan from shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

6 | Page

GOING CONCERN

The independent auditors' report accompanying our March 31, 2018 and March 31, 2017 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

7 | Page

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Rivex Technology Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Rivex Technology Corp. as of March 31, 2018 and 2017 and the related statements of operations, changes in stockholder’s equity, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2017.

Seattle, Washington

May 23, 2018

8 | Page

RIVEX TECHNOLOGY CORP. BALANCE SHEETS (AUDITED)
	MARCH 31, 2018	MARCH 31, 2017
ASSETS
Current Assets
Cash	$ 14,433	$ 2,100
Total current assets	14,433	2,100
Other Assets
Game software	24,000	-
Computer	1,108	-
Total other assets	25,108
Total Assets	$ 39,541	$ 2,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 5,310	$ 1,910
Deferred Revenue	9,800	-
Total current liabilities	15,110	1,910
Total Liabilities	15,110	1,910

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
Common stock: 75,000,000, $0.001 par value shares authorized; Issued and outstanding: 6,180,000 shares and 5,000,000 shares as of March 31, 2018 and March 31, 2017, respectively.	6,180	5,000
Subscription receivable	-	(3,000)
Additional Paid-In-Capital	22,420	-
Retained Earnings (Accumulated Deficit)	(4,169)	(1,810)
Total Stockholders’ Equity	24,431	190

Total Liabilities and Stockholders’ Equity	$ 39,541	$ 2,100

The accompanying notes are an integral part of these audited financial statements.

9 | Page

RIVEX TECHNOLOGY CORP. STATEMENTS OF OPERATIONS (AUDITED)
	Year ended March 31, 2018	Year ended March 31, 2017
Revenue	$ 18,000	$ -
Cost of sales	2,800	-
Gross Profit	15,200	-
Operating expenses
General and administrative expenses	17,559	1,475
Income (Loss) before provision for income taxes	(2,359)	(1,475)

Provision for income taxes	-	-

Net income (loss)	$ (2,359)	$ (1,475)

Loss per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	5,641,821	263,013

The accompanying notes are an integral part of these audited financial statements.

10 | Page

RIVEX TECHNOLOGY CORP. STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE YEARS ENDED MARCH 31, 2017 AND MARCH 31, 2018
	Number of Common Shares	Amount	Subscription receivable	Additional Paid-In-Capital	Deficit accumulated	Total
Balances as of March 31, 2016	-	-	-	-	(335)	(335)

Common Shares issued for cash at $0.001 per share	5,000,000	5,000	(3,000)	-	-	2,000
Net income (loss) for the year	-	-	-	-	(1,475)	(1,475)
Balances as of March 31, 2017	5,000,000	$5,000	$ (3,000)	$ -	$ (1,810)	$ 190
Common Shares issued for cash at $0.02 per share	1,180,000	1,180	3,000	22,420	-	26,600
Net income (loss) for the year	-	-	-	-	(2,359)	(2,359)
Balances as of March 31, 2018	6,180,000	$6,180	$ -	$ 22,420	$ (4,169)	$ 24,431

The accompanying notes are an integral part of these audited financial statements.

11 | Page

RIVEX TECHNOLOGY CORP. STATEMENTS OF CASH FLOWS (AUDITED)
	Year ended March 31, 2018	Year ended March 31, 2017
Cash flows from Operating Activities
Net income (loss)	$ (2,359)	$ (1,475)
Amortization	292
Increase in deferred revenue	9,800	-
Net cash used in operating activities	7,733	(1,475)

Cash flows from Investing Activities
Computer	(1,400)	-
Game software	(24,000)	-
Net cash used in investing activities	(25,400)	-

Cash flow from Financing Activities
Proceeds from sale of common stock	26,600	2,000
Proceeds of loan from shareholder	3,400	1,575
Net cash provided by financing activities	30,000	3,575

Net increase (decrease) in cash and equivalents	12,333	2,100
Cash at beginning of the period	2,100	-
Cash at end of the period	$ 14,433	$ 2,100
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these audited financial statements.

12 | Page

RIVEX TECHNOLOGY CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED MARCH 31, 2018

(AUDITED)

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

NOTE 2 - GOING CONCERN

The Company’s financial statements as of March 31, 2018, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (September 9, 2014) to March 31, 2018 of $4,169. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2018 the Company's bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during period ended March 31, 2018.

13 | Page

Stock-Based Compensation

As of March 31, 2018, the Company has not issued any stock-based payments to its employees.

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

14 | Page

Mobile game software

The company has developed a mobile game. The cost of development is $24,000 consisting of $15,000 software development cost, $2,000 game design cost, $6,000 animation development cost and $1,000 music development cost.

NOTE 4 - DEFERRED REVENUE

The Company signed the application development agreement on September 21, 2017, and received a retainer of $9,800 on September 22, 2017, which is classified as deferred revenue. The revenue will be recognized after the completion of development of mobile application including development and testing on mobile devises and when the remaining $6,000 is received. The agreement provides for the application to be completed by August 31, 2018.

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

For the nine month period ended March 31, 2018, the Company issued 1,180,000 shares of its common stock to the director and secretary at $0.02 per share for total proceeds of $23,600.

As of March 31, 2018, the Company had 6,180,000 shares issued and outstanding.

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

Since September 9, 2014 (Inception) through March 31, 2018, the Company’s sole officer and director loaned the Company $5,310 to pay for incorporation costs and operating expenses.  As of March 31, 2018, the amount outstanding was $5,310. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 - INCOME TAXES

As of March 31, 2018 the Company had net operating loss carry forwards of $4,169 that may be available to reduce future years’ taxable income through 2038. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated all transactions from March 31, 2018 through May 23, 2018, the date these financial statements were available to be issued, and has determined that there are no events that would require disclosure in or adjustment to these financial statements.

15 | Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name	Age	Positions

Adrian Dario Rivera Tchernikov	24	President, Treasurer and Director

Set forth below is a brief description of the background and business experience of our executive officer and sole director for the past five years.

16 | Page

ADRIAN DARIO RIVERA TCHERNIKOV

Mr. Adrian Dario Rivera Tchernikov has served as President, Treasurer and our sole director since September 9, 2014 and our Secretary since July 14, 2017. Since 2015, he has been studding in the University of Évora, Portugal, department of architecture. Since 2011. Mr. Rivera Tchernikov has been working as a freelance mobile app developer. Mr. Rivera Tchernikov’s desire to found our company led to our conclusion that Mr. Rivera Tchernikov should be serving as a member of our board of directors in light of our business and structure.

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended March 31, 2018 and 2017:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Adrian Dario Rivera Tchernikov, President, Secretary and Treasurer	April 1, 2016 to March 31, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	April 1, 2017 to March 31, 2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

17 | Page

CHANGE OF CONTROL

As of March 31, 2018, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2018 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Common Stock	Adrian Dario Rivera Tchernikov (3)	5,000,000	80.9%

All directors and executive officers as a group (1 person)			80.9%

(1) The percentages below are based on 6,180,000 shares of our common stock issued and outstanding as of the date of this prospectus.

(2) c/o Rivex Technology Corp., Rua da Moeda 19, Evora, Portugal 7000-513.

(3) Appointed President, Treasurer and Director September 9, 2014 and Secretary July 14, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 10, 2017, we issued a total of 3,000,000 shares of restricted common stock to Adrian Dario Rivera Tchernikov, our sole officer and director in consideration of $3,000. On July 14, 2017, the Company’s former secretary sold his 2,000,000 shares of common stock to Adrian Dario Rivera Tchernikov, at a purchase price of $0.001 per share, for aggregate proceeds of $2,000.  Adrian Dario Rivera Tchernikov has advanced funds to us. As of March 31, 2018 Adrian, Dario Rivera Tchernikovhas advanced to us $5,310. The obligation to Adrian Dario Rivera Tchernikov does not bear interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended March 31, 2018, we incurred approximately $12,150 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended March 31, 2017 and for the reviews of our financial statements for the quarters ended June 30, 2017, September 30, 2017 and December 31, 2017.

18 | Page

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

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

RIVEX TECHNOLOGY CORP.
Dated: May 30, 2018	By: /s/ Adrian Dario Rivera Tchernikov
Adrian Dario Rivera Tchernikov, President and Chief Executive Officer and Chief Financial Officer

19 | Page