Form 10-Q
period 2018-06-30
RIVEX TECHNOLOGY CORP.
filed 2018-07-24
CIK 1702541

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 30, 2018
Common Stock, $0.001	6,180,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

RIVEX TECHNOLOGY CORP. BALANCE SHEETS (UNAUDITED)
	JUNE 30, 2018	MARCH 31, 2018
ASSETS
Current Assets
Cash	$ 767	$ 14,433
Total current assets	767	14,433
Other Assets
Game software	24,000	24,000
Computer	992	1,108
Total other assets	24,992	25,108
Total Assets	$ 25,759	$ 39,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 7,560	$ 5,310
Accounts Payable	203	-
Deferred Revenue	9,800	9,800
Total current liabilities	17,563	15,110
Total Liabilities	17,563	15,110

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
Common stock: 75,000,000, $0.001 par value shares authorized; Issued and outstanding: 6,180,000 shares	6,180	6,180
Additional Paid-In-Capital	22,420	22,420
Retained Earnings (Accumulated Deficit)	(20,404)	(4,169)
Total Stockholders’ Equity	8,196	24,431

Total Liabilities and Stockholders’ Equity	$ 25,759	$ 39,541

The accompanying notes are an integral part of these unaudited financial statements.

3 | Page

RIVEX TECHNOLOGY CORP. STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended June 30, 2018	Three months ended June 30, 2017
Operating expenses
General and administrative expenses	16,235	7,410
Income (Loss) before provision for income taxes	(16,235)	(7,410)

Provision for income taxes	-	-

Net income (loss)	$ (16,235)	$ (7,410)

Loss per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	6,180,000	5,000,000

The accompanying notes are an integral part of these unaudited financial statements.

4 | Page

RIVEX TECHNOLOGY CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three months ended June 30, 2018	Three months ended June 30, 2017
Cash flows from Operating Activities
Net income (loss)	$ (16,235)	$ (7,410)
Amortization	116
Accounts Payable	203
Increase in deferred revenue	-	8,000
Net cash provided by (used in) operating activities	(15,916)	590

Cash flow from Financing Activities
Proceeds from sale of common stock	-	3,000
Proceeds of loan from shareholder	2,250	3,400
Net cash provided by financing activities	2,250	6,400

Net increase (decrease) in cash and equivalents	(13,666)	6,990
Cash at beginning of the period	14,433	2,100
Cash at end of the period	$ 767	$ 9,090
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

5 | Page

RIVEX TECHNOLOGY CORP. NOTES TO THE FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2018 and for the related periods presented.

The results for the three months ended June 30, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report for the year ended March 31, 2018, filed with the Securities and Exchange Commission.

Basis of Presentation

 The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2018 the Company's bank deposits did not exceed the insured amounts.

6 | Page

RIVEX TECHNOLOGY CORP. NOTES TO THE FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during period ended June 30, 2018.

Stock-Based Compensation

As of June 30, 2018, the Company has not issued any stock-based payments to its employees.

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

7 | Page

RIVEX TECHNOLOGY CORP. NOTES TO THE FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

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

NOTE 3 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has loss since Inception (September 9, 2014) of $20,404 as of June 30, 2018 and more losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

In March and April 2017, the Company issued 5,000,000 shares of its common stock to the director and secretary at $0.001 per share for total proceeds of $5,000.

For the year ended March 31, 2018, the Company issued 1,180,000 registered shares of its common stock to its shareholders in public offering at $0.02 per share for total proceeds of $23,600.

As of June 30, 2018, the Company had 6,180,000 shares issued and outstanding.

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

Since September 9, 2014 (Inception) through June 30, 2018, the Company’s sole officer and director loaned the Company $7,560 to pay for incorporation costs and operating expenses.  As of June, 2018, the amount outstanding was $7,560. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 - INCOME TAXES

As of June 30, 2018 the Company had net operating loss carry forwards of $20,404 that may be available to reduce future years’ taxable income through 2038. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated all transactions from June 30, 2018 through July 18, 2018, the date these financial statements were available to be issued, and has determined that there are no events that would require disclosure in or adjustment to these financial statements.

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

RESULTS OF OPERATION

As of June 30, 2018, we have accumulated deficit of $20,404.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTH PERIOD ENDED JUNE 30, 2018 COMPARE TO THREE MONTH PERIOD ENDED JUNE 30, 2017

Revenue

During the three month periods ended June 30, 2018 and 2017, the Company has not revenue generated any  revenue.

Operating Expenses

During the three month period ended June 30, 2018, we incurred total expenses and professional fees of $16,235 compared to $7,410 during the three month period ended June 30, 2017. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

9 | Page

Net loss

Our net loss for the three month period ended June 30, 2018 was $16,235 compared to $7,410 for the three month period ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2018 our total assets were $25,759 compared to $39,541 in total assets at March 31, 2018. As at June 30, 2018, our total liabilities were $17,563 compared to $15,110 as of March 31, 2018.

Stockholders’ equity decreased from $24,431 as of March 31, 2018 to  $8,196 as of June 30, 2018.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three month period ended June 30, 2018, net cash flows used operating activities was $15,916 compared to $590 provided by operating activities for the three month period ended June 30, 2017.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash flows provided by financing activities during the three month period ended June 30, 2018 were $2,250, consisting entirely of  loans from shareholder, compared to $6,400 during the three month period ended June 30, 2017 consisting of  $3,400 from proceeds form loan and $3,000 from proceeds from issuance of common shares.

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

GOING CONCERN

The independent auditors' report accompanying our March 31, 2018 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the three month period ended June 30, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three month period ended June 30, 2018.

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

RIVEX TECHNOLOGY CORP.
Dated: July 23, 2018	By: /s/ Adrian Dario Rivera Tchernikov
Adrian Dario Rivera Tchernikov, President and Chief Executive Officer and Chief Financial Officer

13 | Page