Form 10-Q
period 2018-09-30
RIVEX TECHNOLOGY CORP.
filed 2019-01-22
CIK 1702541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-218713

RIVEX TECHNOLOGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	33-3939787
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Rua da Moeda 19, Evora Portugal	7000513
(Address of principal executive offices)	(Zip Code)

(702) 846-0808

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES     ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES     ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES     ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

6,180,000 common shares issued and outstanding as of January 14, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RIVEX TECHNOLOGY CORP.

Balance Sheets

	September 30,	March 31,
	2018	2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$14,433
Total Current Assets	-	14,433

Game Software	24,000	24,000
Computer, net of accumulated depreciation	876	1,108
TOTAL ASSETS	$24,876	$39,541

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$353	$-
Advances from director	10,274	5,310
Deferred revenue	9,800	9,800
TOTAL LIABILITIES	20,427	15,110

STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share, 75,000,000 shares authorized, 6,180,000 shares issued and outstanding	6,180	6,180
Additional paid-in capital	22,420	22,420
Accumulated deficit	(24,151)	(4,169)
Total stockholders' equity	4,449	24,431
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,876	$39,541

The accompanying notes are an integral part of these financial statements.

RIVEX TECHNOLOGY CORP.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

REVENUES	$-	$18,000	$-	$18,000
COST OF GOODS SOLD	-	2,800	-	2,800
GROSS PROFIT	-	15,200	-	15,200

OPERATING EXPENSES
General and administrative	$3,747	$2,016	$19,982	$9,426
Total Operating Expenses	3,747	2,016	19,982	9,426

INCOME (LOSS) FROM OPERATIONS	(3,747)	13,184	(19,982)	5,774

Provision for Income Taxes	-	-	-	-

NET INCOME (LOSS)	$(3,747)	$13,184	$(19,982)	$5,774

Income (Loss) per Common Share - Basic and Diluted	$(0.00)	$0.00	$(0.00)	0.00
Weighted Average Common Shares Outstanding - Basic and Diluted	6,180,000	5,230,108	6,180,000	5,115,683

The accompanying notes are an integral part of these financial statements.

RIVEX TECHNOLOGY CORP.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	September 30,	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(19,982)	$5,774
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	232	60
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	353	-
Deferred revenue	-	9,800
Net cash (used in) provided by operating activities	(19,397)	15,634

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer	-	(1,400)
Purchase of game software	-	(24,000)
Net cash used in investing activities	-	(25,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	22,300
Net advances from director	4,964	3,400
Net cash provided by financing activities	4,964	25,700

Net (decrease) increase in cash and cash equivalents	(14,433)	15,934
Cash and cash equivalents - beginning of period	14,433	2,100
Cash and cash equivalents - end of period	$-	$18,034

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

RIVEX TECHNOLOGY CORP.

Notes to the Financial Statements

Six Months Ended September 30, 2018

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

RIVEX TECHNOLOGY CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on September 9, 2014. The company is in the business of development and sale of mobile games for the Apple and Android platforms. The Company’s principal offices are located at Rua da Moeda 19, Evora, Portugal 7000-513.

The Company has adopted March 31 fiscal year end.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplate continuation of the Company as a going concern. As of September 30, 2018, the Company has an accumulated deficit of $24,151 and incurred net loss of $19,982 during the six months ended September 30, 2018. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors to become financially viable and continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending March 31, 2019. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. These interim financial statements are condensed and should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on June 13, 2018.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2018, the Company had no bank account and did not possess any cash.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Depreciation, Amortization, and Capitalization

Computer Equipment Depreciation Policy

Computer equipment are stated at cost and depreciated on the straight-line method over the 3-year estimated useful life.

	September 30,	March 31,
	2018	2018
Computer	$1,400	$1,400
Less: accumulated amortization	(524)	(292)
	$876	$1,108

During the six months ended September 30, 2018 and 2017, the depreciation cost was $232 and $60, respectively.

Mobile game software

The company has developed a mobile game. The cost of development is $24,000 consisting of $15,000 software development cost, $2,000 game design cost, $6,000 animation development cost and $1,000 music development cost.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of ASC 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as September 30, 2018 and March 31, 2018, respectively.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, using the following five-step procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company recognizes revenue when it satisfies its obligation by transferring control of the good or service to the customer. A performance obligation is satisfied over time if one of the following criteria are met:

a.	the customer simultaneously receives and consumes the benefits as the entity performs;

b.	the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or

c.	the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As at September 30, 2018 and March 31, 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Earnings (Loss) Per Share

Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2018 and March 31, 2018, there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – DEFERRED REVENUE

The Company signed the application development agreement on September 21, 2017, and received a retainer of $9,800 on September 22, 2017, which is classified as deferred revenue. The revenue will be recognized after the completion of development of mobile application including development and testing on mobile devises and when the remaining $6,000 is received. The agreement provides for the application to be completed by August 31, 2018. As of September 30, 2018, the mobile application was still in development stage and the retainer of $9,800 remained as deferred revenue.

NOTE 5 – COMMON STOCK

The Company has 75,000,000 authorized common shares at $0.001 par value.

As of September 30, 2018 and March 31, 2018, the Company had 6,180,000 shares issued and outstanding.

NOTE 6 – ADVANCES FROM DIRECTOR

During the six months ended September 30, 2018, the Company’s sole officer and director advanced $5,250 to the Company and the Company has made a $286 repayment to him. As of September 30, 2018 and March 31, 2018, the amount due to the director was $10,274 and 5,310, respectively. This advance was unsecured, non-interest bearing and due on demand.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Subsequent to September 30, 2018 and through the filing date, the Company had the following subsequent events:

On October 4, 2018, as a result of a private transaction, the control block of voting stock of the Company represented by 5,000,000 shares of common stock, has been transferred from Adrian Dario Rivera Tchernikov to Sungrow Ventures Limited, and a change of control of the Company has occurred.

Upon the change of control of the Company, the sole existing director and officer resigned immediately. Accordingly, Adrian Dario Rivera Tchernikov, serving as director and President, Treasurer and Secretary, ceased to be the Company’s director and officer. At the effective date of the transfer, Gabriel Dollente Diamaandal, assumed the role of director and Chief Executive Officer, President, Treasurer and Secretary of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Rivex Technology Corp., unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on September 9, 2014, to engage in the development and sale of mobile games for the Apple and Android platforms.

On October 4, 2018, as a result of a private transaction, the control block of voting stock of our company, represented by 5,000,000 shares of common stock, was transferred from Adrian Dario Rivera Tchernikov to Sungrow Ventures Limited, resulting in a change of control.

Upon the change of control of our company, our sole existing director and officer resigned immediately. Accordingly, Adrian Dario Rivera Tchernikov, serving as director and President, Treasurer and Secretary, ceased to be our company’s director and officer. At the effective date of the change of control, Gabriel Dollente Diamaandal, was appointed director, Chief Executive Officer, President, Treasurer and Secretary of our company.

Our address principal executive office is located at Rua da Moeda 19, Evora, Portugal 7000-513. We do not have any subsidiaries.

We do not have a corporate website.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Our Current Business

We are in the business of developing and selling mobile games for the Apple and Android platforms.

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three and six months ended September 30, 2018 and 2017.

Three months ended September 30, 2018 compared to three months ended September 30, 2017.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2018	2017	Changes

Revenues	$-	$18,000	$(18,000)
Cost of Goods Sold	$-	$(2,800)	$2,800
Gross Profit	$-	$15,200	$(15,200)
Operating Expenses	$(3,747)	$(2,016)	$(1,731)
Net Income (Loss)	$(3,747)	$13,184	$(16,931)

We had no revenue for the three months ended September 30, 2018 and recognized revenue of $18,000 and incurred cost of sales of $2,800 for the three months ended September 30, 2017. During the three months ended September 30, 2018, the Company underwent a change of control.

Operating expenses were $3,747 for the three months ended September 30, 2018, compared to $2,016 for the three months ended September 30, 2017.

We incurred a net loss of $3,747 and recognized net income of $13,184 for the three months ended September 30, 2018 and 2017, respectively, due to the decrease in gross profit and the increase in operating expenses.

Six months ended September 30, 2018 compared to six months ended September 30, 2017.

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2018	2017	Changes

Revenues	$-	$18,000	$(18,000)
Cost of Goods Sold	$-	$(2,800)	$2,800
Gross Profit	$-	$15,200	$(15,200)
Operating Expenses	$(19,982)	$(9,426)	$(10,556)
Net Income (Loss)	$(19,982)	$5,774	$(25,756)

We had no revenue for the six months ended September 30, 2018 and recognized revenue of $18,000 and incurred cost of sales of $2,800 for the six months ended September 30, 2017. During the six months ended September 30, 2018, the Company underwent a change of control.

Operating expenses were $19,982 for the six months ended September 30, 2018, compared to $9,426 for the six months ended September 30, 2017.

We incurred a net loss in the amount of $19,982 and recognized net income of $5,774 for the six months ended September 30, 2018 and 2017, respectively, due to the decrease in gross profit and the increase in operating expenses.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2018 and March 31, 2018, respectively.

Working Capital

	As at	As at
	September 30,	March 31,
	2018	2018	Changes

Current Assets	$-	$14,433	$(14,433)
Current Liabilities	$20,427	$15,110	$5,317
Working Capital (Deficiency)	$(20,427)	$(677)	$(19,750)

Cash Flows

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2018	2017	Changes

Net cash (used in) provided by operating activities	$(19,397)	$15,634	$(35,031)
Net cash used in investing activities	$-	$(25,400)	$25,400
Net cash provided by financing activities	$4,964	$25,700	$(20,736)
Net decrease (increase) in cash and cash equivalents	$(14,433)	$15,934	$(30,367)

As at September 30, 2018 our company’s cash balance was $NIL and total current assets were $NIL. As at March 31, 2018, our company’s cash balance was $14,433 and total current assets were $14,433

As at September 30, 2018, our company had total current liabilities of $20,427, compared with total current liabilities of $15,110 as at March 31, 2018.

As at September 30, 2018, our company had working capital deficiency of $20,427 compared with working capital deficiency of $677 as at March 31, 2018. The increase in working capital deficiency was primarily attributed to the decrease in cash and cash equivalents and the increase in advances from director.

Cash Flow from Operating Activities

During the six months ended September 30, 2018, our company used $19,397 in cash from operating activities, compared to $15,634 cash provided by operating activities during the six months ended September 30, 2017. The cash used from operating activities for the six months ended September 30, 2018 was attributed to net loss of $19,982, offer by depreciation expense of $232 and an increase in accounts payable and liabilities of $353. The cash provided by operating activities for the six months ended September 30, 2018 was attributed to net income of $5,774, increased by depreciation expense of $60 and an increase in deferred revenue of $9,800.

Cash Flow from Investing Activities

During the six months ended September 30, 2018, our company had no investing activities, compared to $25,400 received from investing activities during the six months ended September 30, 2017. The cash received from investing activities for the six months ended September 30, 2017 was attributed to the acquisitions of game software of $24,000 and computer of $1,400.

Cash Flow from Financing Activities

Net cash received from financing activities was $4,964 or the six months ended September 30, 2018 compared to net cash received from financing activities of $25,700 for the six months ended September 30, 2017. The cash received from financing activities for the six months ended September 30, 2018 was attributed to the net advances from the director of $4,964. The cash received from financing activities for the six months ended September 30, 2017 was attributed to the proceeds from sale of common stock of $22,300 and the net advances from the director of $3,400.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements would not be prevented or detected on a timely basis.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Description
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
(32)	Section 1350 Certification
32.1**	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
101	Interactive Data Files
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

___________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVEX TECHNOLOGY CORP.
(Registrant)

Dated: January 22, 2019	/s/ Gabriel Dollente Diamaandal
Gabriel Dollente Diamaandal
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

