Form 10-Q
period 2018-12-31
RIVEX TECHNOLOGY CORP.
filed 2019-02-14
CIK 1702541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

6,180,000 common shares issued and outstanding as of February 11, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RIVEX TECHNOLOGY CORP.

Balance Sheets

	December 31,	March 31,
	2018	2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$14,433
Total Current Assets	-	14,433

Game Software	-	24,000
Computer, net of accumulated depreciation	-	1,108
TOTAL ASSETS	$-	$39,541

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$11,756	$5,310
Deferred revenue	9,800	9,800
TOTAL LIABILITIES	21,556	15,110

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.001 per share, 75,000,000 shares authorized, 6,180,000 shares issued and outstanding	6,180	6,180
Additional paid-in capital	22,420	22,420
Accumulated deficit	(39,956)	(19,077)
Retained earnings (Accumulated deficit) from discontinued operations	(10,200)	14,908
Total stockholders’ equity (deficit)	(21,556)	24,431
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$39,541

The accompanying notes are an integral part of these financial statements.

RIVEX TECHNOLOGY CORP.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December31,	December 31,	December31,	December 31,
	2018	2017	2018	2017

REVENUES	$-	$-	$-	$-
COST OF GOODS SOLD	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
General and administrative	$1,129	$5,823	$20,879	$15,189
Total Operating Expenses	1,129	5,823	20,879	15,189

LOSS FROM CONTINUED OPERATIONS	(1,129)	(5,823)	(20,879)	(15,189)

Provision for Income Taxes	-	-	-	-
NET LOSS FROM CONTINUED OPERATIONS	$(1,129)	$(5,823)	$(20,879)	$(15,189)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(24,876)	(116)	(25,108)	15,024

NET LOSS	$(26,005)	$(5,939)	$(45,987)	$(165)

LOSS FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
INCOME (LOSS) FROM DISONTINUED OPERATION PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$0.00

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted Average Common Shares Outstanding - Basic and Diluted	6,180,000	6,161,902	6,180,000	5,465,690

The accompanying notes are an integral part of these financial statements.

RIVEX TECHNOLOGY CORP.

Statements of Stockholders’ Equity (Deficit)

(Unaudited)

						Discontinued
						Operations
						Retained
	Common Stock			Additional		Earnings
	Number of Shares	Amount	Subscription Receivable	Paid-in Capital	Accumulated Deficit	(Accumulated Deficit)	Total

Balance - March 31, 2017	5,000,000	$5,000	$(3,000)	$-	$(1,810)	$-	$190
Common shares issued for cash at $0.02 per share	1,180,000	1,180	3,000	22,420	-	-	26,600
Net loss	-	-	-	-	(17,267)	14,908	(2,359)
Balance - March 31, 2018	6,180,000	$6,180	$-	$22,420	$(19,077)	$14,908	$24,431
Net loss	-	-	-	-	(20,879)	(25,108)	(45,987)
Balance - December 31, 2018	6,180,000	$6,180	$-	$22,420	$(39,956)	$(10,200)	$(21,556)

The accompanying notes are an integral part of these financial statements.

RIVEX TECHNOLOGY CORP.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	December 31,	December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(20,879)	$(15,189)
Net income (loss) from discontinuing operations	(25,108)	15,024
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on Abandonment of Assets	24,876	-
Depreciation	232	176
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,482	1,418
Deferred revenue	-	9,800
Net cash (used in) provided by operating activities	(19,397)	11,229

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer	-	(1,400)
Purchase of game software	-	(24,000)
Net cash used in investing activities	-	(25,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	26,600
Net advances from former director	4,964	3,400
Net cash provided by financing activities	4,964	30,000

Net increase (decrease) in cash and cash equivalents	(14,433)	15,829
Cash and cash equivalents - beginning of period	14,433	2,100
Cash and cash equivalents - end of period	$-	$17,929

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

RIVEX TECHNOLOGY CORP.

Notes to the Financial Statements

Nine Months Ended December 31, 2018

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

The Company is currently evaluating its future strategic business plans.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplate continuation of the Company as a going concern. As of December 31, 2018, the Company has an accumulated deficit from continued operations of $39,956 and an accumulated deficit from discontinued operations of $10,200. During the nine months ended December 31, 2018, the Company incurred net loss from continued operations of $20,879 and net loss from discontinued operations of $25,108. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors to become financially viable and continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ending March 31, 2019. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. These interim financial statements are condensed and should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on June 13, 2018.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2018, the Company had no bank account and did not possess any cash.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation.

Depreciation, Amortization, and Capitalization

Computer Equipment Depreciation Policy

Computer equipment are stated at cost and depreciated on the straight-line method over the 3-year estimated useful life.

Computer equipment of $876 was written off upon the change of control of the Company on October 4, 2018, as the assets were returned to the previous owner.

	December 31,	March 31,
	2018	2018
Computer	$-	$1,400
Less: accumulated amortization	-	(292)
	$-	$1,108

Mobile game software

The company has developed a mobile game. The cost of development is $24,000 consisting of $15,000 software development cost, $2,000 game design cost, $6,000 animation development cost and $1,000 music development cost.

Game software of $24,000 was written off upon the change of control of the Company on October 4, 2018, as the assets were returned to the previous owner.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as December 31, 2018 and March 31, 2018, respectively.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As at December 31, 2018 and March 31, 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Earnings (Loss) Per Share

Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2018 and March 31, 2018, there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31,	March 31,
	2018	2018
Trade Payable	$1,482	$-
Amount due to former director	10,274	5,310
	$11,756	$5,310

During the nine months ended December 31, 2018, the Company’s former director advanced $5,250 to the Company and the Company has made a $286 repayment to him. As of December 31, 2018 and March 31, 2018, the amount due to the former director was $10,274 and $5,310, respectively. This advance was unsecured, non-interest bearing and due on demand.

NOTE 5 – DEFERRED REVENUE

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

Upon the change of ownership on October 4, 2018, the development plan was abandoned.

NOTE 6 – COMMON STOCK

The Company has 75,000,000 authorized common shares at $0.001 par value.

As of December 31, 2018 and March 31, 2018, the Company had 6,180,000 shares issued and outstanding.

NOTE 7 – DISCONTINUED OPERATIONS

On October 4, 2018, upon the change of control, the Company abandoned the business of development and sale of mobile games and disposed the game software and computer equipment at their carrying value.

The net income and loss from the discontinued operations in the financial statements reflected the operation results from the mobile operations.

	For the Three Months Ended		For the Nine Months Ended
	December31,	December 31,	December31,	December 31,
	2018	2017	2018	2017

REVENUES	$-	$-	$-	$18,000
COST OF GOODS SOLD	-	-	-	2,800
GROSS PROFIT	-	-	-	15,200

OPERATING EXPENSES
Depreciation	$-	$116	$232	$176
Total Operating Expenses	-	116	232	176

OTHER EXPENSES
Loss on Abandonment of Assets	24,876	-	24,876	-

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$(24,876)	$(116)	$(25,108)	$15,024

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three and nine months ended December 31, 2018 and 2017.

Three months ended December 31, 2018 compared to three months ended December 31, 2017.

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2018	2017	Changes

Revenues	$-	$-	$-
Cost of Goods Sold	$-	$-	$-
Gross Profit	$-	$-	$-
Operating Expenses	$(1,129)	$(5,823)	$4,694
Net Loss from continued operations	$(1,129)	$(5,823)	$4,694
Net Loss from discontinued operations	$(24,876)	$(116)	$(24,760)

With the change of control on October 4, 2018, the Company abandoned the business of development and sale of mobile games and disposed the game software and computer equipment.

We had no revenue during the three months ended December 31, 2018 and three months ended December 31, 2017.

Operating expenses were $1,129 for the three months ended December 31, 2018, compared to $5,823 for the three months ended December 31, 2017.

We incurred a net loss from continued operations in the amount of $1,129 and $5,823 for the three months ended December 31, 2018 and 2017, respectively.

We incurred a net loss from discontinued operations in the amount of $24,876 and $116 for the three months ended December 31, 2018 and 2017, respectively.

Nine months ended December 31, 2018 compared to nine months ended December 31, 2017.

	Nine	Nine
	Ended	Ended
	December 31,	December 31,
	2018	2017	Changes

Revenues	$-	$-	$-
Cost of Goods Sold	$-	$-	$-
Gross Profit	$-	$-	$-
Operating Expenses	$(20,879)	$(15,189)	$(5,690)
Net Loss from continued operations	$(20,879)	$(15,189)	$(5,690)
Net Income (Loss) from discontinued operations	$(25,108)	$15,024	$(40,132)

With the change of control on October 4, 2018, the Company abandoned the business of development and sale of mobile games and disposed the game software and computer equipment.

We had no revenue during the nine months ended December 31, 2018 and nine months ended December 31, 2017.

Operating expenses were $20,879 for the nine months ended December 31, 2018, compared to $15,189 for the nine months ended December 31, 2017.

We incurred a net loss from continued operations in the amount of $20,879 and $15,189 for the nine months ended December 31, 2018 and 2017, respectively.

We incurred a net loss from discontinued operations of $25,108 and recognized net income from discontinued operations of $15,024 for the nine months ended December 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2018 and March 31, 2018, respectively.

Working Capital

	As of	As of
	December 31,	March 31,
	2018	2018	Changes

Current Assets	$-	$14,433	$(14,433)
Current Liabilities	$21,556	$15,110	$6,446
Working Capital (Deficiency)	$(21,556)	$(677)	$(20,879)

Cash Flows

	Nine	Nine
	Ended	Ended
	December 31,	December 31,
	2018	2017	Changes

Net cash provided by (used in) operating activities	$(19,397)	$11,229	$(30,626)
Net cash used in investing activities	$-	$(25,400)	$25,400
Net cash provided by financing activities	$4,964	$30,000	$(25,036)
Net increase (decrease) in cash and cash equivalents	$(14,433)	$15,829	$(30,262)

As at December 31, 2018 our Company had no cash and no assets. As at March 31, 2018, our company’s cash balance was $14,433 and total assets were $14,433

As at December 31, 2018, our company had total liabilities of $21,556, compared with total liabilities of $15,110 as at March 31, 2018.

As at December 31, 2018, our company had working capital deficiency of $21,556 compared with working capital deficiency of $677 as at March 31, 2018. The increase in working capital deficiency was primarily attributed to the decrease in cash and cash equivalents and the increase in advances from the former director.

Cash Flow from Operating Activities

During the nine months ended December 31, 2018, our company used $19,397 in cash from operating activities, compared to $11,229 cash provided by operating activities during the nine months ended December 31, 2017. The cash used from operating activities for the nine months ended December 31, 2018 was attributed to net loss from continuing operations of $20,879 and net loss from discontinued operations of $25,108, offset by loss on abandonment of assets of $24,876, depreciation expense of $232 and an increase in accounts payable and liabilities of $1,482. The cash provided by operating activities for the nine months ended December 31, 2018 was attributed to net loss from continuing operations of $15,189, offset by net income from discontinued operations of $15,024, depreciation expense of $176, an increase in accounts payable and accrued liabilities of $1,418 and an increase in deferred revenue of $9,800.

Cash Flow from Investing Activities

During the nine months ended December 31, 2018, our company had no investing activities, compared to $25,400 received from investing activities during the nine months ended December 31, 2017. The cash received from investing activities for the nine months ended December 31, 2017 was attributed to the acquisitions of game software of $24,000 and computer of $1,400.

Cash Flow from Financing Activities

Net cash received from financing activities was $4,964 for the nine months ended December 31, 2018 compared to net cash received from financing activities of $30,000 for the nine months ended December 31, 2017. The cash received from financing activities for the nine months ended December 31, 2018 was attributed to the net advances from the former director of $4,964. The cash received from financing activities for the nine months ended December 31, 2017 was attributed to the proceeds from sale of common stock of $26,600 and the net advances from the former director of $3,400.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

_________

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVEX TECHNOLOGY CORP.
(Registrant)

Dated: February 14, 2019	/s/ Gabriel Dollente Diamaandal
Gabriel Dollente Diamaandal
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

