Form 10-K
period 2019-03-31
RIVEX TECHNOLOGY CORP.
filed 2019-06-27
CIK 1702541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number: 333-218713

RIVEX TECHNOLOGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	33-3939787
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 S Main Street STE 4036 Kalispell, MT	59901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 486-0808

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2018, the last business day of the Registrant's most recently completed second fiscal quarter was $5,900,000 based on there being no public market for the Registrant's stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

6,180,000 common shares as of June 24, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our” and "Rivex" mean Rivex Technology Inc., unless otherwise indicated.

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

Our company is currently evaluating its future strategic business plans.

We have generated minimal revenues and have limited cash on hand. We have sustained losses since inception and have relied upon loans from directors and officers and the sale of our securities for funding. We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Our Current Business

We are currently seeking new business opportunities with established business entities for merger with or acquisition of a target business. In certain instances, a target business may wish to become our subsidiary or may wish to contribute assets to us rather than merge. We have not yet begun negotiations or entered into any definitive agreements for potential new business opportunities, and there can be no assurance that we will be able to enter into any definitive agreements.

Any new acquisition or business opportunities that we may acquire will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Management of our company believes that there are benefits to being a reporting company with a class of securities quoted on the OTCQB, such as: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) potentially improved trading efficiency; (v) potential stockholder liquidity; (vi) potentially greater ease in raising capital subsequent to an acquisition; (vii) potential compensation of key employees through stock awards or options; (viii) potentially enhanced corporate image; and (ix) a presence in the United States’ capital market.

We may seek a business opportunity with entities that have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is anticipated that our sole officer and two directors will continue to manage the Company.

As of the date hereof, we have not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Business opportunities that we believe are in the best interests of our company may be scarce, or we may be unable to obtain the ones that we want. We can provide no assurance that we will be able to locate compatible business opportunities.

Currently, we do not have a source of revenue. We are not able to fund our cash requirements through our current operations. We have been reliant on loans by affiliated and non-affiliated parties to provide financial contributions and services to keep our company operating. Further, we believe that our company may have difficulties raising capital from other sources until we locate a prospective merger candidate through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail. We currently have no written or oral agreement from our majority shareholder to continue to provide financial contributions.

Employees

Other than our directors and officers, who provide their services to our company and independent consultants, we have no full time employees.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available from the SEC website at www.sec.gov.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our principal business and corporate address is 1001 S Main Street STE 4036 Kalispell, MT 59901; our telephone number is (406) 730-7267. It is currently a virtual office. The Company feels that this space is sufficient for our current operations.

We do not, currently, have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

We do not have a corporate website.

Item 3. Legal Proceedings

We know of no material pending legal proceedings to which our company is a party or of which any of our properties, or the properties of our subsidiaries, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or has a material interest adverse to our company or our subsidiaries.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is a limited public market for our common shares. Our common shares are listed for quotation on the Pink sheets of the OTC Markets under the trading symbol "RIVX". Trading in stocks quoted on the Pink Sheets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.

Pink Sheet securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink Sheet securities transactions are conducted through a telephone and computer network connecting dealers in stocks. Pink Sheet issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our shares are issued in registered form. VStock Transfer, LLC, 18 Lafayette Place, Woodmere NY 11598 (Telephone: (212) 828-8436; Facsimile: (646) 536-3179) is the registrar and transfer agent for our common shares.

On June 26, 2019, the shareholders’ list showed 6 registered shareholders with 6,180,000 shares of common stock outstanding.

Dividend Policy

We have not paid any cash dividends to our shareholders. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended March 31, 2019 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended March 31, 2019.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended March 31, 2019.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our operations should be read in conjunction with our audited financial statements for the year ended March 31, 2019 and 2018.

Year ended March 31, 2019 compared to year ended March 31, 2018.

	Year Ended	Year Ended
	Ended	Ended
	March 31,	March 31,
	2019	2018	Changes

Revenues	$-	$-	$-
Cost of Goods Sold	$-	$-	$-
Gross Profit	$-	$-	$-
Operating Expenses	$(30,874)	$(17,267)	$(13,607)
Net Loss from continued operations	$(30,874)	$(17,267)	$(13,607)
Net Income (Loss) from discontinued operations	$(25,108)	$14,908	$(40,016)

With the change of control on October 4, 2018, the Company abandoned the business of development and sale of mobile games and disposed the game software and computer equipment.

We had no revenue during the year ended March 31, 2019 and recognized revenue of $18,000 from discontinued operations during the year ended March 31, 2018.

Operating expenses were $30,874 for the year ended March 31, 2019, compared to $17,267 for the year ended March 31, 2018.

We incurred a net loss from continued operations in the amount of $30,874 and $17,267 for the year ended March 31, 2019 and March 31, 2018, respectively.

We incurred a net loss from discontinued operations of $25,108 and recognized net income from discontinued operations of $14,908 for the year ended March 31, 2019 and March 31, 2018, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2019 and March 31, 2018, respectively.

Working Capital

	As of	As of
	March 31,	March 31,
	2019	2018	Changes

Current Assets	$-	$14,433	$(14,433)
Current Liabilities	$31,550	$15,110	$16,440
Working Capital (Deficiency)	$(31,550)	$(677)	$(30,873)

Cash Flows

	Year Ended	Year Ended
	Ended	Ended
	March 31,	March 31,
	2019	2018	Changes

Net cash provided by (used in) operating activities	$(19,397)	$7,733	$(27,130)
Net cash used in investing activities	$-	$(25,400)	$25,400
Net cash provided by financing activities	$4,964	$30,000	$(25,036)
Net increase (decrease) in cash and cash equivalents	$(14,433)	$12,333	$(26,766)

As at March 31, 2019, our Company had no cash and no assets. As at March 31, 2018, our company’s cash balance was $14,433 and total assets were $39,541.

As at March 31, 2019, our company had total liabilities of $31,550, compared with total liabilities of $15,110 as at March 31, 2018.

As at March 31, 2019, our company had working capital deficiency of $31,550 compared with working capital deficiency of $677 as at March 31, 2018. The increase in working capital deficiency was primarily attributed to an decrease in cash and cash equivalents, an increase in advances from the former director and an increase in accounts payable and accrued liabilities.

Cash Flow from Operating Activities

During the year ended March 31, 2019, our company used $19,397 in cash from operating activities, compared to $7,733 cash provided by operating activities during the year ended March 31, 2018. The cash used from operating activities for the year ended March 31, 2019 was attributed to net loss from continuing operations of $30,873 and net loss from discontinued operations of $25,108, offset by loss on abandonment of assets of $24,876, depreciation expense of $232, expenses paid directly by director of $9,629 and an increase in accounts payable and liabilities of $1,847. The cash provided by operating activities for the year ended March 31, 2018 was attributed to net loss from continuing operations of $17,267, offset by net income from discontinued operations of $14,908, depreciation expense of $292 and an increase in deferred revenue of $9,800.

Cash Flow from Investing Activities

During the year ended March 31, 2019, our company had no investing activities, compared to $25,400 received from investing activities during the year ended March 31, 2018. The cash received from investing activities for the year ended March 31, 2018 was attributed to the acquisitions of game software of $24,000 and computer of $1,400.

Cash Flow from Financing Activities

Net cash received from financing activities was $4,964 for the year ended March 31, 2019 compared to net cash received from financing activities of $30,000 for the year ended March 31, 2018. The cash received from financing activities for the year ended March 31, 2019 was attributed to the net advances from the former director of $4,964. The cash received from financing activities for the year ended March 31, 2018 was attributed to the proceeds from sale of common stock of $26,600 and the net advances from the former director of $3,400.

Cash Requirements

During the year ended March 31, 2019, we raised $4,964 from financing activities, and we had cash on hand of $NIL as of March 31, 2019. As of the date of this report, we have not generated any revenue from our business operations.

We will require additional funds for our budgeted expenses over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses.

Specifically, based on nominal operations we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated Expenses ($)
General and administrative expenses	1,000
Transfer agent fees	3,000
Professional fees	21,000
Total	25,000

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $25,000 over the next 12 months to pay for our ongoing expenses. These expenses, which will of course be higher in the event we enter into any transactions include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. We intend to finance operating costs over the next twelve months through continued financial support from our shareholders and private placements of common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Basis of Presentation

The financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America (“US GAAP”).

Use of Estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid short-term deposits which are unrestricted as to withdrawal and use, and which have maturities of three months or less when purchased.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures”, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.

Our Company’s financial instruments include cash and cash equivalents and accrued liabilities. It is management’s opinion that the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.

Management believes it is not practical to determine the fair value of accounts payable and accrued liabilities, and note payable to related parties and lease and management arrangement with related parties, if any, because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Income Taxes

Income tax expense is based on reported income before income taxes. Our company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Recently Issued Accounting Pronouncements

Our company has implemented all new accounting pronouncements and does not believe that there are any other accounting pronouncements that have been issued that may have a material impact on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Rivex Technology Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Rivex Technology Corp. as of March 31, 2019 and 2018 and the related statements of operations, changes in stockholder’s equity/(deficit), cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Seattle, Washington

June 22, 2019

RIVEX TECHNOLOGY CORP.

Balance Sheets

	March 31,	March 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$-	$14,433
Total Current Assets	-	14,433

Game Software	-	24,000
Computer, net of accumulated depreciation	-	1,108
TOTAL ASSETS	$-	$39,541

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$21,921	$5,310
Advances from director	9,629	-
Deferred revenue	-	9,800
TOTAL LIABILITIES	31,550	15,110

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $0.001 per share, 75,000,000 shares authorized, 6,180,000 shares issued and outstanding	6,180	6,180
Additional paid-in capital	22,420	22,420
Accumulated deficit	(49,950)	(19,077)
Retained earnings (Accumulated deficit) from discontinued operations	(10,200)	14,908
Total stockholders' equity (deficit)	(31,550)	24,431
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$39,541

The accompanying notes are an integral part of these audited financial statements.

RIVEX TECHNOLOGY CORP.

Statements of Operations

	For the Year Ended
	March31,	March 31,
	2019	2018

REVENUES	$-	$-
COST OF GOODS SOLD	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES
General and administrative	$30,874	$17,267
Total Operating Expenses	30,874	17,267

LOSS FROM CONTINUED OPERATIONS	(30,874)	(17,267)

Provision for Income Taxes	-	-
NET LOSS FROM CONTINUED OPERATIONS	$(30,874)	$(17,267)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(25,108)	14,908

NET LOSS	$(55,982)	$(2,359)

LOSS FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
INCOME (LOSS) FROM DISONTINUED OPERATION PER SHARE: BASIC AND DILUTED	$(0.00)	$0.00

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)
Weighted Average Common Shares Outstanding - Basic and Diluted	6,180,000	5,641,821

The accompanying notes are an integral part of these audited financial statements.

RIVEX TECHNOLOGY CORP.

Statements of Stockholders’ Equity (Deficit)

						Operations
						Retained
	Common Stock			Additional		Earnings
	Number of		Subscription	Paid-in	Accumulated	(Accumulated
	Shares	Amount	Receivable	Capital	Deficit	Deficit)	Total

Balance - March 31, 2017	5,000,000	$5,000	$(3,000)	$-	$(1,810)	$-	$190
Common shares issued for cash at $0.02 per share	1,180,000	1,180	3,000	22,420	-	-	26,600
Net loss	-	-	-	-	(17,267)	14,908	(2,359)
Balance - March 31, 2018	6,180,000	$6,180	$-	$22,420	$(19,077)	$14,908	$24,431
Net loss	-	-	-	-	(30,873)	(25,108)	(55,981)
Balance - March 31, 2019	6,180,000	$6,180	$-	$22,420	$(49,950)	$(10,200)	$(31,550)

The accompanying notes are an integral part of these audited financial statements.

RIVEX TECHNOLOGY CORP.

Statements of Cash Flows

	For the Year Ended
	March 31,	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(30,873)	$(17,267)
Net income (loss) from discontinuing operations	(25,108)	14,908
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on Abandonment of Assets	24,876	-
Depreciation	232	292
Expenses paid directly by director	9,629
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,847	-
Deferred revenue	-	9,800
Net cash (used in) provided by operating activities	(19,397)	7,733

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer	-	(1,400)
Purchase of game software	-	(24,000)
Net cash used in investing activities	-	(25,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	26,600
Net advances from former director	4,964	3,400
Net cash provided by financing activities	4,964	30,000

Net increase (decrease) in cash and cash equivalents	(14,433)	12,333
Cash and cash equivalents - beginning of period	14,433	2,100
Cash and cash equivalents - end of period	$-	$14,433

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

RIVEX TECHNOLOGY CORP.

Notes to the Audited Financial Statements

March 31, 2019

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

RIVEX TECHNOLOGY CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on September 9, 2014. The company is in the business of development and sale of mobile games for the Apple and Android platforms. The Company’s principal offices are located at 1001 S Main Street STE 4036 Kalispell, MT 5990.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplate continuation of the Company as a going concern. As of March 31, 2019, the Company has an accumulated deficit from continued operations of $49,950 and an accumulated deficit from discontinued operations of $10,200. During the year ended March 31, 2019, the Company incurred net loss from continued operations of $30,874 and net loss from discontinued operations of $25,108. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors to become financially viable and continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is March 31.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2019, the Company had no bank account and did not possess any cash.

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

	March 31,	March 31,
	2019	2018
Computer	$-	$1,400
Less: accumulated amortization	-	(292)
	$-	$1,108

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as March 31, 2019 and March 31, 2018, respectively.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As at March 31, 2019 and March 31, 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Earnings (Loss) Per Share

Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2019 and March 31, 2018, there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31,	March 31,
	2019	2018
Trade Payable	$1,847	$-
Accrued Liabilities	9,800	-
Amount due to former director	10,274	5,310
	$21,921	$5,310

During the year ended March 31, 2019, the Company’s former director advanced $5,250 to the Company and the Company has made a $286 repayment to him. As of March 31, 2019 and March 31, 2018, the amount due to the former director was $10,274 and $5,310, respectively. This advance was unsecured, non-interest bearing and due on demand.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2019, the Company’s director paid on behalf of the Company $9,629 of expenses. As of March 31, 2019, the amount due to the director was $9,629. This advance is unsecured, non-interest bearing and due on demand.

NOTE 6 – DEFERRED REVENUE

The Company signed the application development agreement on September 21, 2017, and received a retainer of $9,800 on September 22, 2017, which was classified as deferred revenue. The revenue was to be recognized after the completion of development of mobile application including development and testing on mobile devises was completed. The agreement provided for the application to be completed by August 31, 2018.

Upon the change of ownership on October 4, 2018, the development plan was abandoned. Based on management’s review of the deferred revenue balance, as of March 31, 2019 the amount has been reclassified accounts payable. The Company will not be completing the deliverables in accordance with the development agreement.

NOTE 7 – COMMON STOCK

The Company has 75,000,000 authorized common shares at $0.001 par value.

As of March 31, 2019 and March 31, 2018, the Company had 6,180,000 shares issued and outstanding.

NOTE 8 – DISCONTINUED OPERATIONS

On October 4, 2018, upon the change of control, the Company abandoned the business of development and sale of mobile games and disposed the game software and computer equipment at their carrying value.

The net income and loss from the discontinued operations in the financial statements reflected the operation results from the mobile operations.

	For the Year Ended
	March 31,	March 31,
	2019	2018

REVENUES	$-	$18,000
COST OF GOODS SOLD	-	2,800
GROSS PROFIT	-	15,200

OPERATING EXPENSES
Depreciation	$232	$292
Total Operating Expenses	232	292

OTHER EXPENSES
Loss on Abandonment of Assets	24,876	-

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$(25,108)	$14,908

NOTE 9 – INCOME TAXES

The Company uses the liability method, whereby deferred taxes and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $60,150 at March 31, 2019, and will expire in the years 2036 through 2039.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the year ended December 31, 2018. The Company’s financial statements for the year ended March 31, 2019 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of March 31, 2019 and March 31, 2018 are as follows:

	March 31,	March 31,
	2019	2018
Net operating loss carryforward	$(60,150)	$(4,169)
Effective tax rate	21%	34%
Deferred tax asset	(12,632)	(1,417)
Effect of change in the statutory rate	-	542
Less: Valuation allowance	12,632	875
Net deferred asset	$-	$-

The utilization of the carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period. In addition, utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being March 31, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our President (our principal executive officer and principal accounting officer).

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our President, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our President, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2019 based on criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2019, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2020: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm because as a smaller reporting company we are not subject to Section 404(b) of the Sarbanes‑Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There were no changes in our company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management, including our President, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Gabriel Dollente Diamaandal	Chief Executive Officer, President, Treasurer Secretary and Director	58	October 4, 2018

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Gabriel Dollente Diamaandal – President, Chief Executive Officer, Treasurer, Secretary and Director

Gabriel Dollente Diamaandal was the Senior Account Director of 7th Media Digital Studios, a premier full-service digital development and production company from 2008 to 2017. Between 2000-2008, Mr. Diamaandal worked as the Marketing Director at SkyLab Interactive, a leading company that specializes in website creation. Mr. Diamaandal obtained his MBA from De La Salle University in 2008.

Our company believes that Mr. Diamaandal's business and operational experience and his administrative strengths give him the qualifications and skills to serve as a director and officer of our company.

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller. We only have one officer and director and do not believe we need a code of ethics at this time.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President at the address appearing on the first page of this annual report.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended March 31, 2019. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President at the address appearing on the first page of this annual report.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended March 31, 2019 and 2018; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended March 31, 2019 and 2018, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Gabriel Dollente Diamaandal	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, CEO, Treasurer, Secretary and Director	2018	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Adrian Dario Rivera Tchernikov	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former President, Secretary, Treasurer and Director	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Gabriel Dollente Diamaandal was appointed Chief Executive Officer, President, Treasurer, Secretary and as a Director on October 4, 2018.
(2)	Adrian Dario Rivera Tchernikov was appointed President, Treasurer and as a Director on September 9, 2014 and as Secretary on July 14, 2017 and resigned all positions on October 4, 2018.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

During the fiscal year ended March 31, 2019 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended March 31, 2019 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 26, 2019, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Gabriel Dollente Diamaandal Rua da Moeda 19, Evora, Portugal 7000-513	0 Common Shares Direct	0%
Directors and Executive Officers as a Group	0 Common Shares	0%
Sungrow Ventures Limited 16 Hutson St Suite 304 Belize City Belize	5,000,000 Common Shares Direct	80.91%
5% Shareholders as a Group	5,000,000 Common Shares	80.91%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 26, 2019. As of June 26, 2019 there were 6,180,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended March 31, 2019, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, Gabriel Dollente Diamaandal.

We have determined that we do not have an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2019 and for fiscal year ended March 31, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2019	March 31, 2018
Audit Fees	$6,750	$12,150
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$6,750	$12,150

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(1) Financial statements for our company are listed in the index under Item 8 of this document.

(2) All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description

(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

*      Filed herewith.
**   Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Rivex Technology Corp.
(Registrant)

Dated: June 27, 2019	/s/ Gabriel Dollente Diamaandal
Gabriel Dollente Diamaandal
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 27, 2019	/s/ Gabriel Dollente Diamaandal
Gabriel Dollente Diamaandal
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

