Form 10-Q
period 2019-06-30
RIVEX TECHNOLOGY CORP.
filed 2019-08-14
CIK 1702541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

  or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ___________________

Commission File Number 333-218713

RIVEX TECHNOLOGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	33-3939787
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Rua da Moeda 19, Evora Portugal	7000513
(Address of principal executive offices)	(Zip Code)

(702) 846-0808

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES      ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ YES      ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

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

6,180,000 common shares issued and outstanding as of August 12, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RIVEX TECHNOLOGY CORP.

Balance Sheets

(Unaudited)

	June 30,	March 31,
	2019	2019
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$21,077	$21,921
Advances from director	16,745	9,629
TOTAL LIABILITIES	37,822	31,550

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001 per share, 75,000,000 shares authorized, 6,180,000 shares issued and outstanding	6,180	6,180
Additional paid-in capital	22,420	22,420
Accumulated deficit	(56,222)	(49,950)
Accumulated deficit from discontinued operations	(10,200)	(10,200)
Total stockholders' deficit	(37,822)	(31,550)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

RIVEX TECHNOLOGY CORP.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	June 30,	June 30,
	2019	2018

REVENUES	$-	$-
COST OF GOODS SOLD	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES
General and administrative	$6,272	$16,119
Total Operating Expenses	6,272	16,119

LOSS FROM CONTINUED OPERATIONS	(6,272)	(16,119)

Provision for Income Taxes	-	-
NET LOSS FROM CONTINUED OPERATIONS	$(6,272)	$(16,119)

NET LOSS FROM DISCONTINUED OPERATIONS	-	(116)

NET LOSS	$(6,272)	$(16,235)

LOSS FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
LOSS FROM DISONTINUED OPERATION PER SHARE: BASIC AND DILUTED	$-	$(0.00)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
Weighted Average Common Shares Outstanding - Basic and Diluted	6,180,000	6,180,000

The accompanying notes are an integral part of these financial statements.

RIVEX TECHNOLOGY CORP.

Statements of Stockholders’ Equity (Deficit)

For the three months ended June 30, 2019 and 2018

(Unaudited)

						Discontinued
						Operations
						Retained
	Common Stock			Additional		Earnings
	Number of Shares	Amount	Subscription Receivable	Paid-in Capital	Accumulated Deficit	(Accumulated Deficit)	Total

Balance - March 31, 2019	6,180,000	$6,180	$-	$22,420	$(49,950)	$(10,200)	$(31,550)
Net loss	-	-	-	-	(6,272)	-	(6,272)
Balance - June 30, 2019	6,180,000	$6,180	$-	$22,420	$(56,222)	$(10,200)	$(37,822)

						Discontinued
						Operations
						Retained
	Common Stock			Additional		Earnings
	Number of Shares	Amount	Subscription Receivable	Paid-in Capital	Accumulated Deficit	(Accumulated Deficit)	Total

Balance - March 31, 2018	6,180,000	$6,180	$-	$22,420	$(19,077)	$14,908	$24,431
Net loss	-	-	-	-	(16,119)	(116)	(16,235)
Balance - June 30, 2018	6,180,000	$6,180	$-	$22,420	$(35,196)	$14,792	$8,196

The accompanying notes are an integral part of these financial statements.

RIVEX TECHNOLOGY CORP.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	June 30,	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(6,272)	$(16,119)
Net income (loss) from discontinuing operations	-	(116)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	-	116
Expenses paid directly by director	-	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(844)	203
Net cash used in operating activities	(7,116)	(15,916)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses paid directly by director	7,116	-
Net advances from former director	-	2,250
Net cash provided by financing activities	7,116	2,250

Net change in cash and cash equivalents	-	(13,666)
Cash and cash equivalents - beginning of period	-	14,433
Cash and cash equivalents - end of period	$-	$767

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

RIVEX TECHNOLOGY CORP.

Notes to the Unaudited Financial Statements

June 30, 2019

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

Upon the change of control of the Company, the sole existing director and officer resigned immediately. Accordingly, Adrian Dario Rivera Tchernikov, serving as director and President, Treasurer and Secretary, ceased to be the Company’s director and officer. At the effective date of the transfer, Gabriel Dollente Diamaandal, assumed the role of director and Chief Executive Officer, President, Treasurer and Secretary of the Company. On May 31, 2019, Gabriel Dollente Dianmaandal resigned from his Chief Executive Officer position, and Koong Wai Loon was appointed.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplate continuation of the Company as a going concern. As of June 30, 2019, the Company has an accumulated deficit from continued operations of $56,222 and an accumulated deficit from discontinued operations of $10,200. During the three months ended June 30, 2019, the Company incurred net loss from continued operations of $6,272. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors to become financially viable and continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending March 31, 2020. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2019 have been omitted. These interim financial statements are condensed and should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2019 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on June 27, 2019.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is March 31.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2019, the Company had no bank account and did not possess any cash.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as June 30, 2019 and March 31, 2018, respectively.

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	June 30,	March 31,
	2019	2019
Trade Payable	$10,803	$11,647
Amount due to former director	10,274	10,274
	$21,077	$21,921

As of June 30, 2019 and March 31, 2019, the amount due to the former director was $10,274 and $10,274, respectively. This advance was unsecured, non-interest bearing and due on demand.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2019, the Company’s director paid on behalf of the Company $7,116 of expenses. As of June 30, 2019 and March 31, 2019, the amount due to the director was $16,745 and $9,629, respectively. This advance is unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMON STOCK

The Company has 75,000,000 authorized common shares at $0.001 par value.

As of June 30, 2019 and March 31, 2019, the Company had 6,180,000 shares issued and outstanding.

NOTE 7 – DISCONTINUED OPERATIONS

On October 4, 2018, upon the change of control, the Company abandoned the business of development and sale of mobile games and disposed the game software and computer equipment at their carrying value.

The net loss from the discontinued operations in the financial statements reflected the operation results from the mobile operations.

	For the Three Months Ended
	June30,	June 30,
	2019	2018

REVENUES	$-	$-
COST OF GOODS SOLD	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES
Depreciation	$-	$116
Total Operating Expenses	-	116

OTHER EXPENSES
Loss on Abandonment of Assets	-	-

NET LOSS FROM DISCONTINUED OPERATIONS	$-	$(116)

NOTE 8 – SUBSEQUENT EVENTS

On July 15, 2019, the Company entered into an asset purchase agreement whereby the Company purchased the assets, rights, and interests of a blockchain consultancy firm. In accordance with the agreement, the Company will issue 20,000 common shares to the seller.

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

Upon the change of control of our company, our sole existing director and officer resigned immediately. Accordingly, Adrian Dario Rivera Tchernikov, serving as director and President, Treasurer and Secretary, ceased to be our company’s director and officer. At the effective date of the change of control, Gabriel Dollente Diamaandal, was appointed director, Chief Executive Officer, President, Treasurer and Secretary of our company. On May 31, 2019, Gabriel Dollente Dianmaandal resigned from his Chief Executive Officer position, and Koong Wai Loon was appointed.

Subsequent to June 30, 2019, the Company acquired all of the assets, rights, and interest of a blockchain consultancy firm. The Company will be proceeding with this new operations in 2019.

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

Our Current Business

Subsequent to June 30, 2019, the Company acquired all of the assets, rights, and interest of a blockchain consultancy firm. The Company will be proceeding with this new operations in 2019.

The Company is continuing to explore additional funding through potential issuances of equity, or debt.

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended June 30, 2019 and 2018.

Three months ended June 30, 2019 compared to three months ended June 30, 2018.

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2019	2018	Changes

Revenues	$-	$-	$-
Cost of Goods Sold	$-	$-	$-
Gross Profit	$-	$-	$-
Operating Expenses	$(6,272)	$(16,119)	$9,847
Net Loss from continued operations	$(6,272)	$(16,119)	$9,847
Net Loss from discontinued operations	$-	$(116)	$116

With the change of control on October 4, 2018, the Company abandoned the business of development and sale of mobile games and disposed the game software and computer equipment.

We had no revenue during the three months ended June 30, 2019 and 2018.

Operating expenses were $6,272 for the three months ended June 30, 2019, compared to $16,119 for the three months ended June 30, 2018.

We incurred a net loss from continued operations in the amount of $6,272 and $16,119 for the three months ended June 30, 2019 and June 30, 2018, respectively.

We incurred a net loss from discontinued operations of $0 and $116 for the three months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of June 30, 2019 and March 31, 2019, respectively.

Working Capital

	As of	As of
	June 30,	March 31,
	2019	2019	Changes

Current Assets	$-	$-	$-
Current Liabilities	$37,822	$31,550	$6,272
Working Capital (Deficiency)	$(37,822)	$(31,550)	$(6,272)

As at June 30, 2019 and March 31, 2019, our Company had no cash and no assets.

As at June 30, 2019, our company had total liabilities of $37,822, compared with total liabilities of $31,550 as at March 31, 2019.

As at June 30, 2019, our company had working capital deficiency of $37,822 compared with working capital deficiency of $31,550 as at March 31, 2019. The increase in working capital deficiency was primarily attributed to an increase in advances from director ($7,116) and a decrease in accounts payable and accrued liabilities ($844).

Cash Flows

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2019	2018	Changes

Net cash provided by (used in) operating activities	$(7,116)	$(15,916)	$8,800
Net cash used in investing activities	$-	$-	$-
Net cash provided by financing activities	$7,116	$2,250	$4,866
Net increase (decrease) in cash and cash equivalents	$-	$(13,666)	$13,666

Cash Flow from Operating Activities

During the three months ended June 30, 2019, our company used $7,116 in cash from operating activities, compared to $15,916 during the three months ended June 30, 2018. The cash used in operating activities for the three months ended June 30, 2019 was attributed to net loss from continuing operations of $6,272 and a decrease in accounts payable and liabilities of $844.

The cash used in operating activities for the three months ended June 30, 2018 was attributed to net loss from continuing operations of $16,119 and net loss from discontinuing operations of $116, offset by net depreciation expense of $116 and an increase in accounts payable and accrued liabilities of $203.

Cash Flow from Investing Activities

During the three months ended June 30, 2019 and 2018, our company had no investing activities.

Cash Flow from Financing Activities

Net cash received from financing activities was $7,116 for the three months ended June 30, 2019 compared to net cash received from financing activities of $2,250 for the three months ended June 30, 2018.

The cash received from financing activities for the three months ended June 30, 2019 of $7,116 was attributed to expenses paid directly by director.

The cash received from financing activities for the three months ended June 30, 2018 of $2,250 was attributed to the net advances from the former director of $2,250.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVEX TECHNOLOGY CORP.
(Registrant)

Dated: August 14, 2019	/s/ Koong Wai Loon
Koong Wai Loon
President, Chief Executive Officer

