Form 10-Q
period 2019-09-30
RIVEX TECHNOLOGY CORP.
filed 2019-11-13
CIK 1702541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 333-218713

RIVEX TECHNOLOGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	33-3939787
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1001 S Main Street, Suite 4036, Kalispel MT	59901
(Address of principal executive offices)	(Zip Code)

(406) 601-3532

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

6,200,000 common shares issued and outstanding as of November 7, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RIVEX TECHNOLOGY CORP.

Balance Sheets

(Unaudited)

	September 30,	March 31,
	2019	2019

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$23,121	$21,921
Advances from director	23,086	9,629
TOTAL LIABILITIES	46,207	31,550

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share, 75,000,000 shares authorized, 6,200,000 and 6,180,000 shares issued and outstanding, respectively	6,200	6,180
Additional paid-in capital	72,400	22,420
Accumulated deficit	(114,607)	(49,950)
Accumulated deficit from discontinued operations	(10,200)	(10,200)
Total stockholders’ deficit	(46,207)	(31,550)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

RIVEX TECHNOLOGY CORP.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September30,	September 30,	September30,	September 30,
	2019	2018	2019	2018

REVENUES	$-	$-	$-	$-
COST OF GOODS SOLD	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
General and administrative	$8,385	$3,631	$14,657	$19,750
Total Operating Expenses	8,385	3,631	14,657	19,750

OTHER EXPENSES
Impairment loss on intangible assets	50,000	-	50,000	-
	50,000	-	50,000	-

LOSS FROM CONTINUED OPERATIONS	(58,385)	(3,631)	(64,657)	(19,750)

Provision for Income Taxes	-	-	-	-
NET LOSS FROM CONTINUED OPERATIONS	$(58,385)	$(3,631)	$(64,657)	$(19,750)

NET LOSS FROM DISCONTINUED OPERATIONS	-	(116)	-	(232)

NET LOSS	$(58,385)	$(3,747)	$(64,657)	$(19,982)

LOSS FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.00)
LOSS FROM DISONTINUED OPERATION PER SHARE: BASIC AND DILUTED	$-	$(0.00)	$-	$(0.00)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted Average Common Shares Outstanding - Basic and Diluted	6,196,957	6,180,000	6,188,525	6,180,000

The accompanying notes are an integral part of these financial statements.

RIVEX TECHNOLOGY CORP.

Statements of Stockholders’ Equity (Deficit)

For the three months and six months ended September 30, 2019 and 2018

(Unaudited)

					Discontinued
			Additional		Operations
	Common Stock		Paid-in	Accumulated	Accumulated
	Number of Shares	Amount	Capital	Deficit	Deficit	Total

Balance - March 31, 2019	6,180,000	$6,180	$22,420	$(49,950)	$(10,200)	$(31,550)
Net loss	-	-	-	(6,272)	-	(6,272)
Balance - June 30, 2019	6,180,000	$6,180	$22,420	$(56,222)	$(10,200)	$(37,822)
Issuance of shares for acquisition of net assets	20,000	20	49,980	-	-	50,000
Net loss	-	-	-	(58,385)	-	(58,385)
Balance - September 30, 2019	6,200,000	$6,200	$72,400	$(114,607)	$(10,200)	$(46,207)

					Discontinued
					Operations
					Retained
			Additional		Earnings
	Common Stock		Paid-in	Accumulated	(Accumulated
	Number of Shares	Amount	Capital	Deficit	Deficit)	Total

Balance - March 31, 2018	6,180,000	$6,180	$22,420	$(19,077)	$14,908	$24,431
Net loss	-	-	-	(16,119)	(116)	(16,235)
Balance - June 30, 2018	6,180,000	$6,180	$22,420	$(35,196)	$14,792	$8,196
Net loss	-	-	-	(3,631)	(116)	(3,747)
Balance - September 30, 2018	6,180,000	$6,180	$22,420	$(38,827)	$14,676	$4,449

The accompanying notes are an integral part of these financial statements.

RIVEX TECHNOLOGY CORP.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	September 30,	September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(64,657)	$(19,750)
Net loss from discontinuing operations	-	(232)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment loss on intangible assets	50,000	-
Depreciation	-	232
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,200	353
Net cash used in operating activities	(13,457)	(19,397)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses paid directly by director	13,457	-
Net advances from former director	-	4,964
Net cash provided by financing activities	13,457	4,964

Net change in cash and cash equivalents	-	(14,433)
Cash and cash equivalents - beginning of period	-	14,433
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

RIVEX TECHNOLOGY CORP.

Notes to the Unaudited Financial Statements

September 30, 2019

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

On July 15, 2019, the Company acquired all of the asset, rights, and interests of BigBreak 101 from Sungrow Ventures Limited in exchange for 20,000 shares of the Company’s common stock valued at $50,000 based on the Company market stock price at $2.50 per share. Prior to this transaction Sungrow Ventures, was the owner of 5,000,000 shares of our common stock representing 80% of the shares of common stock issued and outstanding.

During the three months ended September 30, 2019, the Company performed impairment test on the intangible assets acquired from BigBreak 101 and determined the net present value exceeded the carrying value of the acquired assets. Subsequently the intangible assets acquired from BigBreak were fully impaired and recorded as impairment loss.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplate continuation of the Company as a going concern. As of September 30, 2019, the Company has an accumulated deficit from continued operations of $114,607 and an accumulated deficit from discontinued operations of $10,200. During the six months ended September 30, 2019, the Company incurred net loss from continued operations of $64,657. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors to become financially viable and continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending March 31, 2020. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2019 have been omitted. These interim financial statements are condensed and should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2019 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on June 27, 2019.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is March 31.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2019, the Company had no bank account and did not possess any cash.

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

Intangible Assets

The Company accounts for intangible assets (including trademarks and website) in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units; assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis over the estimated periods benefited. Patents, technology and other intangibles with contractual terms are generally amortized over their respective legal or contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	September 30,	March 31,
	2019	2019
Trade Payable	$12,847	$11,647
Amount due to former director	10,274	10,274
	$23,121	$21,921

As of September 30, 2019 and March 31, 2019, the amount due to the former director was $10,274 and $10,274, respectively. This advance was unsecured, non-interest bearing and due on demand.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2019, the Company’s director paid on behalf of the Company $13,457 of expenses. As of September 30, 2019 and March 31, 2019, the amount due to the director was $23,086 and $9,629, respectively. This advance is unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMON STOCK

The Company has 75,000,000 authorized common shares at $0.001 par value.

On July 15, 2019, the Company issued 20,000 shares of common shares for the acquisition of all of the asset, rights, and interests of BigBreak 101 from Sungrow Ventures Limited, valued at $50,000 based on the Company market stock price at $2.50 per share.

As of September 30, 2019 and March 31, 2019, the Company had 6,200,000 shares and 6,180,000 shares issued and outstanding, respectively.

NOTE 7 – DISCONTINUED OPERATIONS

On October 4, 2018, upon the change of control, the Company abandoned the business of development and sale of mobile games and disposed the game software and computer equipment at their carrying value.

The net loss from the discontinued operations in the financial statements reflected the operation results from the mobile operations.

	For the Three Months Ended		For the Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

REVENUES	$-	$-	$-	$-
COST OF GOODS SOLD	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Depreciation	$-	$116	$-	$332
Total Operating Expenses	-	116	-	332

NET LOSS FROM DISCONTINUED OPERATIONS	$-	$(116)	$-	$(332)

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the six months ended September 30, 2019 and 2018.

Three months ended September 30, 2019 compared to three months ended September 30, 2018.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2019	2018	Changes

Revenues	$-	$-	$-
Cost of Goods Sold	$-	$-	$-
Gross Profit	$-	$-	$-
Operating Expenses	$(8,385)	$(3,631)	$(4,754)
Other Expenses	$(50,000)	$-	$(50,000)
Net Loss from continued operations	$(58,385)	$(3,631)	$(54,754)
Net Loss from discontinued operations	$-	$(116)	$116

With the change of control on October 4, 2018, the Company abandoned the business of development and sale of mobile games and disposed the game software and computer equipment.

We had no revenue during the three months ended September 30, 2019 and 2018.

Operating expenses were $8,385 for the three months ended September 30, 2019, compared to $3,631 for the three months ended September 30, 2018.

During the three months ended September 30, 2019, we incurred other expenses of $50,000 from the impairment loss on intangible loss acquired from Big Break.

We incurred a net loss from continued operations in the amount of $58,385 and $3,631 for the three months ended September 30, 2019 and 2018, respectively.

We incurred a net loss from discontinued operations of $0 and $116 for the three months ended September 30, 2019 and 2018, respectively.

Six months ended September 30, 2019 compared to six months ended September 30, 2018.

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2019	2018	Changes

Revenues	$-	$-	$-
Cost of Goods Sold	$-	$-	$-
Gross Profit	$-	$-	$-
Operating Expenses	$(14,657)	$(19,750)	$5,093
Other Expenses	$(50,000)	$-	$(50,000)
Net Loss from continued operations	$(64,657)	$(19,750)	$(44,907)
Net Income (Loss) from discontinued operations	$-	$(232)	$232

With the change of control on October 4, 2018, the Company abandoned the business of development and sale of mobile games and disposed the game software and computer equipment.

We had no revenue during the six months ended September 30, 2019 and 2018.

Operating expenses were $14,657 for the six months ended September 30, 2019, compared to $19,750 for the six months ended September 30, 2018.

During the six months ended September 30, 2019, we incurred other expenses of $50,000 from the impairment loss on intangible loss acquired from Big Break.

We incurred a net loss from continued operations in the amount of $64,657 and $19,750 for the six months ended September 30, 2019 and 2018, respectively.

We incurred a net loss from discontinued operations of $0 and $232 for the six months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2019 and March 31, 2019, respectively.

Working Capital

	As of	As of
	September 30,	March 31,
	2019	2019	Changes

Current Assets	$-	$-	$-
Current Liabilities	$46,207	$31,550	$14,657
Working Capital (Deficiency)	$(46,207)	$(31,550)	$(14,657)

As at September 30, 2019 and March 31, 2019, our Company had no cash and no assets.

As at September 30, 2019, our company had total liabilities of $46,207, compared with total liabilities of $31,550 as at March 31, 2019.

As at September 30, 2019, our company had working capital deficiency of $46,207 compared with working capital deficiency of $31,550 as at March 31, 2019. The increase in working capital deficiency was primarily attributed to an increase in advances from director.

Cash Flows

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2019	2018	Changes

Net cash used in operating activities	$(13,457)	$(19,397)	$5,940
Net cash used in investing activities	$-	$-	$-
Net cash provided by financing activities	$13,457	$4,964	$8,493
Net change in cash and cash equivalents	$-	$(14,433)	$14,433

Cash Flow from Operating Activities

During the six months ended September 30, 2019, our company used $13,457 in cash from operating activities, compared to $19,397 during the six months ended September 30, 2018. The cash used in operating activities for the six months ended September 30, 2019 was attributed to net loss from continuing operations of $64,657, offset by impairment loss on intangible assets of $50,000 and an increase in accounts payable and liabilities of $1,200.

The cash used in operating activities for the six months ended September 30, 2018 was attributed to net loss from continuing operations of $19,750 and net loss from discontinuing operations of $232, offset by depreciation expense of $232 and an increase in accounts payable and accrued liabilities of $353.

Cash Flow from Investing Activities

During the six months ended September 30, 2019 and 2018, our company had no investing activities.

Cash Flow from Financing Activities

Net cash received from financing activities was $13,457 for the six months ended September 30, 2019 compared to net cash received from financing activities of $4,964 for the six months ended September 30, 2018.

The cash received from financing activities for the six months ended September 30, 2019 of $13,457 was attributed to expenses paid directly by director.

The cash received from financing activities for the six months ended September 30, 2018 of $4,964 was attributed to the net advances from the former director.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

__________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVEX TECHNOLOGY CORP.
(Registrant)

Dated: November 13, 2019	/s/ Koong Wai Loon
Koong Wai Loon
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

